Form 10-K405
period 1998-12-31
DAIMLER BENZ VEHICLE OWNER TRUST 1998-A
filed 1999-03-25
CIK 1076437

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

               [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                    For the Fiscal Year Ended December 31, 1998

               [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

Commission File No. 333-64671

                     DAIMLER-BENZ VEHICLE OWNER TRUST 1998-A
           (Daimler-Benz Vehicle Receivables Corporation - Originator)
   --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                  13-3770955
-------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                      1201 North Market Street, Suite 1406
                           Wilmington, Delaware 19801
    ------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  302-426-1900
           ----------------------------------------------------------
                         (Registrant's telephone number)
                              (including area code)

Securities registered pursuant to Section 12(b) of the Act:            NONE
Securities registered pursuant to Section 12(g) of the Act:            NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes          X                            No
                      ------------------                     -------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The registrant is a trust and does not have any voting stock outstanding.

                     Exhibit Index is on Page 7 of 9 Pages.



                               Page 1 of 9 Pages

PART I.

Item 1.           Business.

                  Omitted.

Item 2.           Properties.

Daimler-Benz Vehicle Owner Trust 1998-A (the "Trust") was formed pursuant to a Trust Agreement dated November 1, 1998, between Daimler-Benz Vehicle Receivables Corporation ("DBVRC") and Chase Manhattan Bank Delaware, as Owner Trustee. The Trust issued $1,549,800,000 aggregate principal amount of Asset Backed Notes consisting of $360,000,000 aggregate principal amount of 5.27125% Class A-1 Asset Backed Notes (the "Class A-1 Notes"), $508,000,000 aggregate principal amount of 5.23% Class A-2 Asset Backed Notes (the "Class A-2 Notes"), $440,000,000 aggregate principal amount of 5.16 % Class A-3 Asset Backed Notes (the "Class A-3 Notes") and $241,800,000 aggregate principal amount of 5.22% Class A-4 Asset Backed Notes (the "Class A-4 Notes," and together with the Class A-1 Notes, the Class A-2 Notes and the Class A-3 Notes, the "Notes" or the "Class A Notes"), pursuant to an Indenture dated as of November 1, 1998, between the Trust and Citibank, N.A., as Indenture Trustee. The Trust also issued $81,654,551.40 aggregate principal amount of Class B Asset Backed Certificates (the "Certificates" or the "Class B Certificates"). The Certificates were retained by DBVRC.

Trust property includes a pool of retail installment contracts secured by new and used Mercedes-Benz automobiles and new and used medium- and heavy-duty trucks and tractors manufactured by Freightliner Corporation and its subsidiaries (collectively, "Freightliner") and used trucks and tractors and new and used trailers manufactured by companies other than Freightliner, together with all accessions thereto (collectively, the "Receivables") and, in general, all payments due thereunder on or after November 1, 1998 (the "Cutoff Date). The Trust does not intend to acquire additional retail installment contracts and, therefore, the Receivables assigned to the Trust will liquidate as the principal amounts of the Receivables are paid down.

Mercedes-Benz Credit Corporation ("MBCC") services the Receivables pursuant to a Sale and Servicing Agreement dated as of November 1, 1998 (the "Agreement") and is compensated as the "Servicer". In order to facilitate its servicing functions and minimize administrative burdens and expenses, the Servicer retains physical possession of the Receivables and documents relating thereto as custodian for the Trustee.

The rights of the holders of the Class B Certificates to receive distributions with respect to the Receivables are subordinated, to the extent described in the Agreement, to the rights of the holders of the Class A Noteholders.

The Receivables were purchased by MBCC from dealers in accordance with MBCC's requirements, under its agreements with the dealers. The Receivables were sold to DBVRC by MBCC pursuant to a Purchase Agreement dated as of November 1, 1998 (the "Purchase Agreement"). The Receivables are serviced by MBCC and evidence the financing made available indirectly by MBCC to the Obligors. The property of the Trust also includes (i) such amounts as from time to time may be held in segregated accounts (including a reserve account) established and maintained pursuant to the Agreement, (ii) security interests in the Financed Vehicles and any accessions thereto, (iii) certain rights of recourse relating to the Receivables



                               Page 2 of 9 Pages
against Dealers under the dealer agreements between MBCC and the Dealers, (iv) the right to proceeds of physical damage, credit life and disability insurance policies covering the Financed Vehicles or the Obligors and (v) certain rights of DBVRC under the Purchase Agreement.

The Receivables are prepayable by the Obligors at any time. Prepayments may also result from liquidations due to default, the receipt of proceeds from physical damage or other insurance, repurchases by the Seller as a result of certain unsecured breaches of the warranties made by it in the Agreement with respect to the Receivables, purchases by the Servicer as a result of certain uncured breaches of the covenants made by it in the Agreement with respect to the Receivables, or the Servicer exercising its option to purchase all of the remaining Receivables. The rate of prepayments on the Receivables may be influenced by a variety of economic, social, and other factors, including the fact that if an Obligor sells or transfers a financed vehicle, the related receivable must be repaid in full.

The following table sets forth the dollar amount of delinquent receivables and information relating to the delinquency rates as of December 31, 1998.

 ------------------------------------------------------------------------
                                                            PERCENT OF
        DELINQUENT CONTRACTS            DELINQUENT         REMAINING  POOL
        (BY AGING SCHEDULE)              BALANCE              BALANCE
 -------------------------------------------------------------------------
           31-60 Days                   $37,684,088           2.46%
           Delinquent

           61-90 Days                   $16,413,298           1.07%
           Delinquent

           91 Days or More               $2,499,199           0.16%
           Delinquent


As of December 31, 1998, the pool of Receivables was $1,533,493,030.84.

Additional information concerning the pool balance, payment of principal and interest, prepayments, the servicing fee, the weighted average maturity and seasoning, the pool factor, the remaining reserve account amount and other information relating to the pool of Receivables may be obtained in the monthly reports provided to the Trustee by the Servicer (See Exhibits 20-A and 20-B).

Item 3.           Legal Proceedings.

                  There is nothing to report with regard to this item.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  There is nothing to report with regard to this item.



                               Page 3 of 9 Pages

PART II.

Item 5.          Market for Registrant's Common Equity and Related Stockholder
                 Matters

                 At December 31, 1998, there was one registered holder of the Registrant's Class A Notes, CEDE & Co., as nominee of The Despository Trust Company ("DTC"). At that date, the number of CEDE participants registered on the books of DTC as owners of Notes are as follows: Class A-1 Notes - six (6); the Class A-2 Notes - twenty-two (22); Class A-3 Notes - twenty-two (22); Class A-4 Notes - twenty-one (21). There is no organized public market in which the Certificates are traded.

Item 6.          Selected Financial Data.

                 Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                 Omitted.

Item 8.          Financial Statements and Supplementary Data.

                 Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                 There is nothing to report with regard to this item.


PART III.

Item 10.         Directors and Executive Officers of the Registrant.

                 Omitted.

Item 11.         Executive Compensation.

                 Omitted.

Item 12.         Security Ownership of Certain Beneficial Owners and Management.

                 Omitted.

Item 13.         Certain Relationships and Related Transactions.

                 Omitted.



                               Page 4 of 9 Pages

PART IV.

Item 14.         Exhibits, Financial Statement Schedules, and Reports on
                 Form 8-K.

(a)              The following documents are filed as part of this report:

                    DESIGNATION                         DESCRIPTION
                    --------------------------------    --------------------------------------------------------------
                    Exhibit 20-A                        Report for the month ended November 30, 1998 provided to
                                                        Citibank, N.A., as Trustee under Daimler-Benz Vehicle Owner
                                                        Trust 1998-A.

                    Exhibit 20-B                        Report for the month ended December 31, 1998 provided to
                                                        Citibank, N.A., as Trustee under Daimler-Benz Vehicle Owner
                                                        Trust 1998-A.

                    Exhibit 20-C                        Independent Auditors' Report dated January 19, 1999.

                    Exhibit 20-D                        Annual Officer's Certificate for Daimler-Benz Vehicle
                                                        Receivables Corporation.

(b)             Reports on Form 8-K.

                On January 14, 1999, the Trust filed a report on Form 8-K for the month ended November 30, 1998.

                On February 1, 1999, the Trust filed a report on Form 8-K for the month ended December 31, 1998.



                               Page 5 of 9 Pages

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         DAIMLER-BENZ VEHICLE OWNER TRUST 1998-A


       March  19, 1999   By:      MERCEDES-BENZ CREDIT CORPORATION
                                  ----------------------------------------------
                                  (Servicer)

                         By:      /s/ David A. Klanica
                                  ----------------------------------------------
                                  Name:    David A. Klanica
                                  Title:   Director of Accounting Services,
                                           Authorized Officer


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Noteholders during the period covered by this report and the registrant does not intend to furnish such materials to Noteholders subsequent to the filing of this report.



                               Page 6 of 9 Pages

                                INDEX OF EXHIBITS

      EXHIBIT NUMBER                                DESCRIPTION                                      PAGE
----------------------------    ----------------------------------------------------    --------------------------------
           20-A                 Report for the month ended November 30, 1998
                                provided to Citibank, N.A., as Trustee under
                                Daimler-Benz Vehicle Owner Trust 1998-A
                                (incorporated by reference to the Current Report
                                on Form 8-K dated January 14, 1999).

           20-B Report for the month ended December 31, 1998 provided to Citibank, N.A., as Trustee under Daimler-Benz Vehicle Owner Trust 1998-A
                                (incorporated by reference to the Current Report on Form 8-K dated February 1, 1999).

           20-C                 Independent Auditors' Report dated January 19,                         8
                                1999.

           20-D                 Annual Officer's Certificate for Daimler-Benz                          9
                                Vehicle Receivables Corporation.




                               Page 7 of 9 Pages